Form 10-K
period 2025-12-31
BMO 2024-5C8 Mortgage Trust
filed 2026-03-31
CIK 2044614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BMO 2024-5C8 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-03.

2.  The Queens Center mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Riverwalk West mortgage loan, which represented approximately 2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Queens Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-5C31 PSA (as defined in Item 15 below).  The Riverwalk West mortgage loan and each of the related companion loan(s) are serviced pursuant to (i) the BBCMS 2024-5C31 PSA prior to June 30, 2025 and (ii) the BMO 2025-5C11 PSA (as defined in Item 15 below) on and after June 30, 2025.

3.  The ICONIQ Multifamily Portfolio mortgage loan, which represented approximately 6.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The ICONIQ Multifamily Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the ICNQ 2024-MF TSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the ICNQ 2024-MF TSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-03.

4.  The Tank Holding Portfolio mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Signum at 375 Dean mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 125 Summer mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The GRM South Brunswick mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C7 PSA (as defined in Item 15 below).

5.  The Atrium Hotel Portfolio 24 Pack mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Atrium Hotel Portfolio 24 Pack mortgage loan and each of the related companion loan(s) are serviced pursuant to the AHPT 2024-ATRM TSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the ICNQ 2024-MF TSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-280224-03.

6.  The Linx mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Northbridge Centre mortgage loan, which represented approximately 0.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Linx mortgage loan and the Northbridge Centre mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C6 PSA (as defined in Item 15 below).

7.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC, as special servicer for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA, is not included in this report on Form 10-K because CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2024-5C31 PSA, the BMO 2025-5C11 PSA, the BMO 2024-5C7 PSA, the AHPT 2024-ATRM TSA and the BMO 2024-5C6 PSA and (ii) Deutsche Bank National Trust Company as certificate administrator under the ICNQ 2024-MF TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statement of (i) CWCapital Asset Management LLC, as special servicer for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA and (ii) KeyBank National Association, as special servicer for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA, because each of CWCapital Asset Management LLC and KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2024-5C31 PSA, the BMO 2025-5C11 PSA, the BMO 2024-5C7 PSA, the AHPT 2024-ATRM TSA and the BMO 2024-5C6 PSA and (ii) Deutsche Bank National Trust Company as certificate administrator under the ICNQ 2024-MF TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2024 (the “BMO 2024-5C8 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated December 4, 2024, and filed by the registrant on December 19, 2024 under Commission File No. 333-280224-03, and is incorporated by reference herein). (See Explanatory Note 1)

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

(4.3) Trust and Servicing Agreement, dated as of November 13, 2024 (the “ICNQ 2024-MF TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Computershare Trust Company, National Association, as trustee, and Deutsche Bank National Trust Company, as certificate administrator, as paying agent, and as custodian (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated December 4, 2024, and filed by the registrant on December 6, 2024 under Commission File No. 333-280224-03, and is incorporated by reference herein). (See Explanatory Note 3)

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

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2025 (the “BMO 2025-5C11 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 30, 2025 and filed by the registrant on July 7, 2025 under Commission File No. 333-280224-03, and is incorporated by reference herein). (See Explanatory Note 2)

(4.6) Trust and Servicing Agreement, dated as of October 23, 2024 (the “AHPT 2024-ATRM TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and Computershare Trust Company, National Association, as certificate administrator, as custodian, and as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated December 4, 2024, and filed by the registrant on December 6, 2024 under Commission File No. 333-280224-03, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of September 1, 2024 (the “BMO 2024-5C6 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated December 4, 2024, and filed by the registrant on December 6, 2024 under Commission File No. 333-280224-03, and is incorporated by reference herein). (See Explanatory Note 6)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

33.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

33.2 Trimont LLC, as master servicer on and after March 1, 2025

33.3 CoreLogic Solutions, LLC, as servicing function participant

33.4 Greystone Servicing Company LLC, as special servicer

33.5 Pentalpha Surveillance LLC, as operating advisor

33.6 Computershare Trust Company, National Association, as certificate administrator and trustee

33.7 Computershare Trust Company, National Association, as custodian

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) are serviced.

33.9 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA.

33.10 Pentalpha Surveillance LLC, as operating advisor for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA. (see Exhibit 33.5)

33.11 Computershare Trust Company, National Association, as custodian for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA. (see Exhibit 33.7)

33.12 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) are serviced. (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan was serviced. (see Exhibit 33.1)

33.14 Trimont LLC, as master servicer on and after March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 33.2)

33.15 CoreLogic Solutions, LLC, as servicing function participant under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 33.3)

33.16 KeyBank National Association, as special servicer for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

33.17 Park Bridge Lender Services LLC, as operating advisor for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

33.18 Deutsche Bank National Trust Company, as custodian for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

33.19 Computershare Trust Company, National Association, as trustee under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C7 PSA, pursuant to which the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan are serviced. (see Exhibit 33.8)

33.21 Greystone Servicing Company LLC, as special servicer for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA. (see Exhibit 33.4)

33.22 BellOak, LLC, as operating advisor for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA.

33.23 Computershare Trust Company, National Association, as custodian for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA. (see Exhibit 33.7)

33.24 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C7 PSA, pursuant to which the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan are serviced. (see Exhibit 33.6)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2025-5C11 PSA, pursuant to which the Riverwalk West mortgage loan is serviced on and after June 30, 2025. (see Exhibit 33.8)

33.26 LNR Partners, LLC, as special servicer for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 33.9)

33.27 BellOak, LLC, as operating advisor for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 33.22)

33.28 Computershare Trust Company, National Association, as custodian for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 33.7)

33.29 Computershare Trust Company, National Association, as trustee under the BMO 2025-5C11 PSA, pursuant to which the Riverwalk West mortgage loan is serviced on and after June 30, 2025. (see Exhibit 33.6)

33.30 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan was serviced. (see Exhibit 33.1)

33.31 Trimont LLC, as master servicer on and after March 1, 2025 under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 33.2)

33.32 CoreLogic Solutions, LLC, as servicing function participant under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 33.3)

33.33 Pentalpha Surveillance LLC, as operating advisor for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA. (see Exhibit 33.5)

33.34 Computershare Trust Company, National Association, as custodian for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA. (see Exhibit 33.7)

33.35 Computershare Trust Company, National Association, as trustee under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 33.6)

33.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Linx mortgage loan and the Northbridge Centre mortgage loan are serviced. (see Exhibit 33.8)

33.37 LNR Partners, LLC, as special servicer for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.9)

33.38 Pentalpha Surveillance LLC, as operating advisor for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.5)

33.39 Computershare Trust Company, National Association, as custodian for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 33.7)

33.40 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C6 PSA, pursuant to which the Linx mortgage loan and the Northbridge Centre mortgage loan are serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

34.2 Trimont LLC, as master servicer on and after March 1, 2025

34.3 CoreLogic Solutions, LLC, as servicing function participant

34.4 Greystone Servicing Company LLC, as special servicer

34.5 Pentalpha Surveillance LLC, as operating advisor

34.6 Computershare Trust Company, National Association, as certificate administrator and trustee

34.7 Computershare Trust Company, National Association, as custodian

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) are serviced.

34.9 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA.

34.10 Pentalpha Surveillance LLC, as operating advisor for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA. (see Exhibit 34.5)

34.11 Computershare Trust Company, National Association, as custodian for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA. (see Exhibit 34.7)

34.12 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) are serviced. (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan was serviced. (see Exhibit 34.1)

34.14 Trimont LLC, as master servicer on and after March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 34.2)

34.15 CoreLogic Solutions, LLC, as servicing function participant under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 34.3)

34.16 KeyBank National Association, as special servicer for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

34.17 Park Bridge Lender Services LLC, as operating advisor for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

34.18 Deutsche Bank National Trust Company, as custodian for the ICONIQ Multifamily Portfolio mortgage loan under the ICNQ 2024-MF TSA.

34.19 Computershare Trust Company, National Association, as trustee under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C7 PSA, pursuant to which the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan are serviced. (see Exhibit 34.8)

34.21 Greystone Servicing Company LLC, as special servicer for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA. (see Exhibit 34.4)

34.22 BellOak, LLC, as operating advisor for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA.

34.23 Computershare Trust Company, National Association, as custodian for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA. (see Exhibit 34.7)

34.24 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C7 PSA, pursuant to which the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan are serviced. (see Exhibit 34.6)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2025-5C11 PSA, pursuant to which the Riverwalk West mortgage loan is serviced on and after June 30, 2025. (see Exhibit 34.8)

34.26 LNR Partners, LLC, as special servicer for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 34.9)

34.27 BellOak, LLC, as operating advisor for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 34.22)

34.28 Computershare Trust Company, National Association, as custodian for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 34.7)

34.29 Computershare Trust Company, National Association, as trustee under the BMO 2025-5C11 PSA, pursuant to which the Riverwalk West mortgage loan is serviced on and after June 30, 2025. (see Exhibit 34.6)

34.30 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan was serviced. (see Exhibit 34.1)

34.31 Trimont LLC, as master servicer on and after March 1, 2025 under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 34.2)

34.32 CoreLogic Solutions, LLC, as servicing function participant under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 34.3)

34.33 Pentalpha Surveillance LLC, as operating advisor for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA. (see Exhibit 34.5)

34.34 Computershare Trust Company, National Association, as custodian for the Atrium Hotel Portfolio 24 Pack mortgage loan under the AHPT 2024-ATRM TSA. (see Exhibit 34.7)

34.35 Computershare Trust Company, National Association, as trustee under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 34.6)

34.36 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Linx mortgage loan and the Northbridge Centre mortgage loan are serviced. (see Exhibit 34.8)

34.37 LNR Partners, LLC, as special servicer for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.9)

34.38 Pentalpha Surveillance LLC, as operating advisor for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.5)

34.39 Computershare Trust Company, National Association, as custodian for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 34.7)

34.40 Computershare Trust Company, National Association, as trustee under the BMO 2024-5C6 PSA, pursuant to which the Linx mortgage loan and the Northbridge Centre mortgage loan are serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

35.2 Trimont LLC, as master servicer on and after March 1, 2025

35.3 Greystone Servicing Company LLC, as special servicer

35.4 Computershare Trust Company, National Association, as certificate administrator

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-5C31 PSA, pursuant to which the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) are serviced.

35.6 LNR Partners, LLC, as special servicer for the Queens Center mortgage loan and the Riverwalk West mortgage loan (solely in the case of the Riverwalk West mortgage loan, prior to June 30, 2025) under the BBCMS 2024-5C31 PSA.

35.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan was serviced. (see Exhibit 35.1)

35.8 Trimont LLC, as master servicer on and after March 1, 2025 under the ICNQ 2024-MF TSA, pursuant to which the ICONIQ Multifamily Portfolio mortgage loan is serviced. (see Exhibit 35.2)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C7 PSA, pursuant to which the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan are serviced. (see Exhibit 35.5)

35.10 Greystone Servicing Company LLC, as special servicer for the Tank Holding Portfolio mortgage loan, the Signum at 375 Dean mortgage loan, the 125 Summer mortgage loan and the GRM South Brunswick mortgage loan under the BMO 2024-5C7 PSA. (see Exhibit 35.3)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2025-5C11 PSA, pursuant to which the Riverwalk West mortgage loan is serviced on and after June 30, 2025. (see Exhibit 35.5)

35.12 LNR Partners, LLC, as special servicer for the Riverwalk West mortgage loan under the BMO 2025-5C11 PSA on and after June 30, 2025. (see Exhibit 35.6)

35.13 Wells Fargo Bank, National Association, as master servicer under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan was serviced prior to March 1, 2025. (see Exhibit 35.1)

35.14 Trimont LLC, as master servicer on and after March 1, 2025 under the AHPT 2024-ATRM TSA, pursuant to which the Atrium Hotel Portfolio 24 Pack mortgage loan is serviced. (see Exhibit 35.2)

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2024-5C6 PSA, pursuant to which the Linx mortgage loan and the Northbridge Centre mortgage loan are serviced. (see Exhibit 35.5)

35.16 LNR Partners, LLC, as special servicer for the Linx mortgage loan and the Northbridge Centre mortgage loan under the BMO 2024-5C6 PSA. (see Exhibit 35.6)

99.1 Mortgage Loan Purchase Agreement, dated as of December 1, 2024, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated December 4, 2024, and filed by the registrant on December 6, 2024 under Commission File No. 333-280224-03, and is incorporated by reference herein).

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

Date: March 31, 2026